Form 10-K/A
period 2001-12-31
CREDIT SUISSE FIRST BOSTON MORT BKD PASS THR CER SER 2001-26
filed 2002-08-22
CIK 1161811

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-K/A

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A. [X]

Documents incorporated by reference:  None

AMENDMENT 1 OF 1

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


                                    JPMORGAN CHASE BANK,
                                    not in its individual capacity but solely as Trust Administrator under the Agreement referred to herein



Date:  August 22, 2002              /s/ Andreas Auer
                                    -----------------------------------
                                    Andreas Auer
                                    Vice President

                                 EXHIBIT INDEX

Exhibit     Description

 99.1       Servicer's Annual Statement of Compliance
 99.2       Servicer's Annual Independent Accountant's Report

EXHIBIT 99.1 - Servicer's Annual Statement of Compliance

OLYMPUS Servicing, LP
9600 Great Hills Trail, Suite #200W
Austin, TX  78759

Tel:  512.349.8300
Fax:  512.349.8371
www.OlympusServicing.com


OFFICER CERTIFICATE


     A review of the activities of the Servicer during the preceding calendar year and of its performance under servicing agreements, including this Servicing Agreement has been made under such officer's supervision and to the best of such officer's knowledge.

     Based on such review, the Servicer has compiled in all material respects with the minimum servicing standards set forth in the Uniform Single Attestation Program for Mortgage Bankers and has fulfilled all of its material obligations in all material respects throughout such year.

/s/  Jeff Neal
Jeff Neal
Chief Operating Officer

Chase Manhattan Mortgage Corporation
3415 Vision Drive
Columbus, OH  43219
1-800-848-9136 Customer Service
1-800-582-0542 TDD/ Text Telephone

Chase Manhattan Mortgage Corporation
Master Servicing
1400 East Newport Center Drive
Deerfield Beach, FL  33442

RE:  Annual Certification

     Pursuant to the servicing agreement, the undersigned Officer certifies to the following:

     a) All hazard (or mortgage impairment, if applicable) flood or other casualty insurance and primary mortgage guaranty insurance premiums, taxes, ground rents, assessments and other changes have been paid by/in connection with the Mortgaged Properties;

     b) All property inspections have been completed;

     c) Compliance relative to Adjustable Rate Mortgages have been met;

     d) Compliance with IRS  Foreclosure  reporting  regulations  enacted as IRS
Section  6060J  by  the  Deficit  Reduction  Act,   regarding   Acquired  and/or
Abandonment property have been completed;

     e) All loans CMMC services in state that have statutes requiring payment of interest on escrow/impound accounts have been completed;

     f) That such officer has confirmed that the Fidelity Bond, the Errors and Omissions Insurance Policy, and any other bonds required under the terms of the Servicing Agreement are in full force and effect.

     g) Enclosed is a copy of our most recent independent audit statement.

CERTIFIED BY:  /s/ Lucy P. Gambino                Date:  March 29, 2002
              ------------------------------

Lucy P. Gambino
Vice President
Chase Manhattan Mortgage Corporation
3415 Vision Drive
Columbus, OH  43219

[CHASE logo]

                                                                Exhibit I
         Management's Assertion Concerning Compliance
           With USAP Minimum Servicing Standards


March 15, 2002

     As of and for the year ended December 31, 2001, Chase Manhattan Mortgage Corporation ("CMMC") and Chase Mortgage Company ("CMC") and their subsidiaries (collectively, the "Group") have complied in all material respects with the mininum servicing standards (the "Standards") set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers ("USAP"). These standards are applicable only to Chase Manhattan Mortgage Corporation's prime and subprime mortgage portfolios.

     As of and for same period, the Group had in effect fidelity bond and errors
and  omissions   policy  in  the  amounts  of   $250,000,000   and   $25,000,000
respectively.


/s/ Steve Rotella
--------------------------
Steve Rotella
Chief Executive Officer

/s/ Glenn Mouridy
--------------------------
Glenn Mouridy
Executive Vice President of Servicing

/s/ Terry L. Gentry
--------------------------
Terry L. Gentry
Senior Vice President of Servicing

/s/ Lucy Gambino
--------------------------
Lucy Gambino
Vice President of Risk Management

EXHIBIT 99.2 - Servicer's Annual Independent Accountant's Report

KPMG
111 Congress Avenue, Suite 1100
Austin, TX  78701

Tel:  512.320.5200
Fax:  512.320.5100


INDEPENDENT ACCOUNTANTS' REPORT

General and Limited Partners
Olympus Servicing L.P.

     We have  examined  management's  assertion,  included  in the  accompanying
Management Assertion, that Olympus Servicing L.P. complied with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation program for Mortgage Bankers as of and for the year ended December 31, 2001. Management is responsible for Olympus Servicing L.P.'s compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about the Partnership's compliance based on our examination.

     Our examination was made in accordance with attestations standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about Olympus Servicing L.P.'s compliance with the minimum servicing standards specified above and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on Olympus Servicing L.P.'s compliance with the minimum servicing standards.

     In our opinion, management's assertion that Olympus Servicing L.P. complied with the aforementioned minimum servicing standards as of and for the year ended December 31, 2001 is fairly stated, in all material respects.

/s/  KPMG LLP

January 25, 2002

PricewaterhouseCoopers LLP
1177 Avenue of the Americas
New York, NY  10036
Telephone (646) 471-4000
Facsimile (646) 471-4100


Report of Independent Accountants

To the Board of Directors and Stockholder
Of Chase Manhattan Mortgage Corporation:

     We have examined management's assertion about Chase Manhattan Mortgage Corporation's (the "Company") compliance with the minimum servicing standards
("standards") identified in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers ("USAP") as of and for the year December 31, 2001 included in the accompanying management assertion (see Exhibit I). The Company performs loan subservicing functions for the residential loan servicing portfolios of its affiliates Chase Mortgage Company and Chase Mortgage Company West. Management is responsible for the Company's compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about the entity's compliance based on our examination.

     Our examination was made in accordance with standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the standards and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the standards.

     In our opinion, management's assertion that the Company complied with the aforementioned standards as of and for the year ended December 31, 2001 is fairly stated, in all material respects.

/s/ PricewaterhouseCoopers LLP

March 15, 2002